Form 10QSB
TRANSCO REALTY TRUST
filed 1995-05-22
CIK 99235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended         March 31, 1995

                                       OR


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________


Commission file number     1-5570

                              TRANSCO REALTY TRUST
       (Exact name of small business issuer as specified in its charter)

               Massachusetts                           04607-1814
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)            Identification No.)

      2701 S. Bayshore Drive, Coconut Grove, Florida                33133
       (Address of principal executive offices)                  (Zip Code)


                                  305-854-6803
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes    x                 No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Sections, 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
                         Yes                       No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

560,508 Common shares were outstanding as of  April 30, 1995.

                     TRANSCO REALTY TRUST AND SUBSIDIARIES
                        (A MASSACHUSETTS BUSINESS TRUST)

                                     INDEX

                                                                          PAGE
                                                                         NUMBER

PART I Financial Information:

   Item 1.    Financial Statements

         Condensed Consolidated Balance Sheets as of
         March 31, 1995 and  December 31, 1994 (Unaudited)                   1

         Condensed Consolidated Statements of Operations
         for the three months ended March 31, 1995 and 1994 (Unaudited)      2


         Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 1995 and 1994 (Unaudited)      3

         Investment in Affiliates for the three months ended
         March 31, 1995 and 1994 (Unaudited)                                 4

         Notes to Condensed Consolidated Financial Statements (Unaudited)    5

  Item 2.     Management's Discussion and Analysis of Financial
              Conditions and Results of Operations                           6

PART II    Other Information

  Item 6.    Reports of Form 8-K                                             7

   Transco Realty Trust and Subsidiaries            Part I Financial Information
     (A Massachusetts Business Trust)               Item I Financial Statements
   Condensed Consolidated Balance Sheets
                (Unaudited)

                                                                March 31,       December 31,
                                                                   1995             1994
                          ASSETS
Cash                                                                   $5,516        $2,899
Land held for sale                                                     17,676        17,676
Investments in and receivables from affiliates                      3,081,452     3,019,621
Notes, mortgage loans and accrued interest receivable                 177,086       177,086
Investments in partnerships, other securities and other                20,137        20,515
Deferred income taxes                                                 188,400       201,000
                                                                    ---------     ---------
                       TOTAL ASSETS                                 3,490,267     3,438,797
                                                                    =========     =========

            LIABILITIES & SHAREHOLDERS' EQUITY

Loans and notes payable                                                65,000        65,000
Notes and accrued interest payable to affiliates                    1,000,855       977,910
Dividends payable                                                     220,000       200,000
Accounts payable, accrued expenses and other liabilities               47,998        27,792
                                                                    ---------     ---------
                     TOTAL LIABILITIES                              1,333,853     1,270,702
                                                                    ---------     ---------

                   SHAREHOLDERS' EQUITY

Shares of beneficial interest, no par value;
 unlimited number authorized; 581,508 issued                        4,147,196     4,147,196
$1.00 cummulative preferred stock, no par value,
  non-voting - 80,000 shares authorized, issued and
outstanding at redemption value of $12.50 per share                 1,000,000     1,000,000
Accumulated deficit                                                (2,765,782)   (2,754,101)
Treasury stock (21,000 shares at cost)                               (225,000)     (225,000)
                                                                    ---------     ---------
                TOTAL SHAREHOLDERS' EQUITY                          2,156,414     2,168,095
                                                                    ---------     ---------


        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $3,490,267    $3,438,797
                                                                   ==========    ==========



See notes to condensed consolidated financial statements

            Transco Realty Trust and Subsidiaries
              (A Massachusetts Business Trust)
       Condensed Consolidated Statements of Operations
                         (Unaudited)

                                                              Three Months Ended March 31,
                                                                  1995         1994
                           INCOME

Equity in earnings of affiliates                                  $57,045     $365,702
Gains from partnerships and other investments                       1,776        1,840
Interest, dividends and other income                                4,794        4,697
                                                                ---------    ---------
                                                                   63,615      372,239
                                                                ---------    ---------

                          EXPENSES

Interest                                                            7,655        5,601
Property and other operating expenses                               7,842        9,238
Fees and salaries to trustees, officers and related parties        27,200       27,200
                                                                ---------    ---------
                                                                   42,697       42,039
                                                                ---------    ---------

Income before income taxes                                         20,918      330,200

Provision for income taxes                                         12,600
                                                                ---------    ---------

NET INCOME                                                         $8,318     $330,200
                                                                   ======     ========

Net income (loss) per share of beneficial interest:
     Net income                                                    $8,318     $330,200
     Less preferred stock dividends                                20,000       20,000
                                                                ---------    ---------
Net (loss) income of beneficial interest                         ($11,682)    $310,200
                                                                 ========     ========

Weighted average number of common shares of
beneficial interest outstanding during the period                 560,508      560,508
                                                                  =======      =======

Net(loss) income per share of beneficial interest                  ($0.02)       $0.55
                                                                   ======        =====


See notes to condensed consolidated financial statements

          Transco Realty Trust and Subsidiaries
            (A Massachusetts Business Trust)
     Condensed Consolidated Statements of Cash Flow
                       (Unaudited)

                                                         Three Months Ended March 31,
                                                              1995          1994
Cash Flows from Operating Activities:
  Net income                                                  $8,318      $330,200
                                                           ---------     ---------
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Equity in earnings of affiliates and partnerships       (57,045)     (367,542)
  Changes in assets and liabilities:
     Decrease in deferred income taxes                        12,600
     Decrease (increase) in other assets                         289        (4,583)
     Increase  in accrued expenses and other liabilities      15,421         5,712
                                                           ---------     ---------
  Total Adjustments                                          (28,735)     (366,413)
                                                           ---------     ---------
                   Net cash used in operating activities     (20,417)      (36,213)
                                                           ---------     ---------

Cash Flows from Investing Activities:
  Payments received on mortgages notes receivable                  0         1,257
  Distributions from partnerships and affiliates                  89         3,017
  Advances from (to) affiliates                               22,945        (1,218)
                                                           ---------     ---------
              Net cash provided by  investing activities      23,034         3,056
                                                           ---------     ---------


Net (decrease) increase in cash                                2,617       (33,157)

Cash at the beginning of the period                            2,899       128,475
                                                           ---------     ---------

Cash at the end of the period                                 $5,516       $95,318
                                                              ======       =======

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                               $1,100
                                                                            ======



See notes to condensed consolidated financial statements

Part I Financial Information (continued) - Investments in Affiliates - HMG/Courtland Properties, Inc. (HMG)

The investment in affiliates at March 31, 1995 includes the Trust's 40.91% interest in HMG. HMG's Condensed Consolidated Statements of
Operations for the three months ended March 31, 1995 and 1994 are presented below:

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED)

                                                                Three months ended
                                                                    March 31,
                                                               1995           1994
                         REVENUES
  Rentals and related revenue                                 $819,384      $916,336
  Hotel, club and marina revenues                            1,131,541       848,049
  Gain from sale of securities                                  51,086         4,333
  Interest from invested cash, dividends and other             151,967        63,422
                                                             ---------     ---------
                      Total revenues                         2,153,978     1,832,140
                                                             ---------     ---------

                         EXPENSES
  Operating expenses:
     Rental Properties and other                               423,751       412,425
     Hotel, club and marina expenses:
          Payroll and related expenses                         615,390       594,132
          Cost of food and beverage                            186,883       129,917
          Administrative and general expenses                  435,962       536,934
     Depreciation and amortization                             459,098       241,903
                                                             ---------     ---------
                 Total operating expenses                    2,121,084     1,915,311

  Interest                                                     248,996       215,489
  Advisor's fee                                                218,751       218,751
  General and administrative                                   116,056       233,005
  Directors' fees and expenses                                  15,845        12,000
  Minority partners' interests in operating                          0             0
        gains of consolidated entities                          84,425        17,371
  Gains from unconsolidated entities                           (40,042)     (510,461)
                                                             ---------     ---------
                      Total expenses                         2,765,115     2,101,466
                                                             ---------     ---------

  Loss before gain on sales of real estate                    (611,137)     (269,326)

  Gain on sales of real estate, net                            816,396     1,189,502
                                                             ---------     ---------

                        NET INCOME                            $205,259      $920,176
                                                              ========      ========

Earnings Per Common Share
(Based on 1,166,835 weighted average
shares outstanding)                                              $0.18         $0.79
                                                                 =====         =====




                     TRANSCO REALTY TRUST AND SUBSIDIARIES
                        (A MASSACHUSETTS BUSINESS TRUST)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of the Trust, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Trust's Annual
Report for the year ended December 31, 1994. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.








Part I
Item 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         For the three months ended March 31, 1995 the Trust reported net of $8,318 or $.02 per share loss of beneficial interest. For the comparable period of the prior year the Trust reported net income of $330,200 or $.55 per share of beneficial interest.

         Total revenues for the three months ended March 31, 1995 were $63,615, versus $372,239 for the comparable period in the prior year. This decrease was primarily due to decreased equity in earnings of its affiliate HMG/Courtland
Properties, Inc. (HMG).

         Net income of HMG for the three months ended March 31, 1995 decreased by $714,917 as compared with comparable period in the prior year (see Part I
Financial Information - Investments in Affiliates - HMG/Courtland Properties,
Inc.). This decrease in earnings of HMG was primarily due to decreased gain from unconsolidated investments of approximately $470,000, and decreased gain on sales of real estate of approximately $373,000.

         Total expenses for the three months ended March 31, 1995 remained consistent with the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         The Trust's ability to maintain liquidity and obtain capital resources largely depends on the results of its affiliate HMG and on HMG's ability to generate sufficient operating income to allow for the payment of dividends.
Until such dividends are paid or TRT can successfully sell the remaining land in North Carolina, the Trust's current obligations will be met by financing provided through traditional sources and by affiliates.





Part II  OTHER INFORMATION

Item 6.  Reports on Form 8-K

         (a) There were no reports filed on Form 8-K during the quarter ended
March 31, 1995.



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRANSCO REALTY TRUST
                                  (Registrant)


                             Lawrence I. Rothstein
                                 Vice President


May 15, 1995
