Form 10QSB
period 1995-06-30
TRANSCO REALTY TRUST
filed 1995-08-18
CIK 99235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended         June 30, 1995

                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

     Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.        Yes _x_   No ___

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Sections, 12, 13, or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by court.    Yes ___  No ___


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

560,508 Common shares were outstanding as of July 31, 1995

                     TRANSCO REALTY TRUST AND SUBSIDIARIES
                        (A MASSACHUSETTS BUSINESS TRUST)

                                     INDEX

                                                                           PAGE
                                                                          NUMBER

PART I Financial Information:

   Item 1.    Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 1995 and  December 31, 1994 (Unaudited) ..................1

         Condensed Consolidated Statements of Operations
         For the Three and Six Months Ended June 30, 1995
         and 1994 (Unaudited) ..............................................2

         Condensed Consolidated Statements of Cash Flows
         For the Six Months Ended June 30, 1995 and 1994
         (Unaudited) .......................................................3

         Investment in Affiliates for the Three and Six
         Months Ended June 30, 1995 and 1994 (Unaudited) ...................4

         Notes to Condensed Consolidated Financial
         Statements (Unaudited) ............................................5

  Item 2.     Management's Discussion and Analysis of Financial
              Conditions and Results of Operations .........................6


  PART II Other Information:

  Item 6.     Reports of Form 8-K ..........................................7

    Transco Realty Trust and Subsidiaries     Part I Financial Information
      (A Massachusetts Business Trust)        Item I Financial Statements
    Condensed Consolidated Balance Sheets
                 (Unaudited)

                                                        June 30,          December 31,
                                                          1995               1994
                   ASSETS
Cash                                                      $9,256             $2,899
Land held for sale                                        17,676             17,676
Investments in and receivables from affiliates         2,790,403          3,019,621
Notes, mortgage loans and accrued interest
     receivable                                          172,021            177,086
Investments in partnerships, other securities
     and other                                            23,670             20,515
Deferred income taxes                                    229,200            201,000
                                                      ----------         ----------
                TOTAL ASSETS                           3,242,226          3,438,797
                                                       =========          =========


     LIABILITIES & SHAREHOLDERS' EQUITY

Loans and notes payable                                   65,000             65,000
Notes and accrued interest payable to affiliates       1,095,789            977,910
Dividends payable                                        240,000            200,000
Accounts payable, accrued expenses and other
     liabilities                                          11,910             27,792
                                                      ----------         ----------
              TOTAL LIABILITIES                        1,412,699          1,270,702
                                                      ----------         ----------

            SHAREHOLDERS' EQUITY

Shares of beneficial interest, no par value;
  unlimited number authorized; 581,508 issued          4,147,196          4,147,196
$1.00 cummulative preferred stock, no par value,
  non-voting - 80,000 shares authorized, issued and
  outstanding at redemption value of $12.50 per
  share                                                1,000,000          1,000,000
Accumulated deficit                                   (3,092,669)        (2,754,101)
Treasury stock (21,000 shares at cost)                  (225,000)          (225,000)
                                                      ----------         ----------
         TOTAL SHAREHOLDERS' EQUITY                    1,829,527          2,168,095
                                                      ----------         ----------


 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $3,242,226         $3,438,797
                                                      ==========         ==========

See notes to condensed consolidated financial statements

    Transco Realty Trust and Subsidiaries
       (A Massachusetts Business Trust)
Condensed Consolidated Statements of Operations
                 (Unaudited)

                                                     Three Months Ended June 30,          Six Months Ended June 30,
                                                          1995         1994                 1995          1994
                    INCOME

Equity in earnings of affiliates                        ($295,905)   ($531,579)           ($238,860)   ($165,877)
Gains from partnerships and other investments                                                 1,776        1,840
Interest, dividends and other income                        5,004        4,523                9,798        9,220
                                                        ---------    ---------            ---------    ---------
                                                         (290,901)    (527,056)            (227,286)    (154,817)
                                                        ---------    ---------            ---------    ---------

                   EXPENSES

Interest                                                   10,049        5,974               17,704       11,575
Property and other operating expenses                      19,775       18,471               27,617       27,709
Fees and salaries to trustees, officers and
     related parties                                       27,000       27,000               54,200       54,200
                                                        ---------    ---------            ---------    ---------
                                                           56,824       51,445               99,521       93,484
                                                        ---------    ---------            ---------    ---------

Income (loss) before income taxes                        (347,725)    (578,501)            (326,807)    (248,301)

Provision for income taxes                                (40,800)                          (28,200)
                                                        ---------    ---------            ---------    ---------

NET INCOME (LOSS)                                       ($306,925)   ($578,501)           ($298,607)   ($248,301)
                                                        =========    =========            =========    =========


Net income (loss) per share of beneficial interest:
     Net income                                         ($306,925)   ($578,501)           ($298,607)   ($248,301)
     Less preferred stock dividends                                     20,000               20,000       40,000
                                                        ---------    ---------            ---------    ---------
Net (loss) income of beneficial interest                ($306,925)   ($598,501)           ($318,607)   ($288,301)
                                                        =========    =========            =========    =========

Weighted average number of common shares of
beneficial interest outstanding during the period         560,508      560,508              560,508      560,508
                                                          =======      =======              =======      =======

Net(loss) income per share of beneficial interest          ($0.55)      ($1.07)              ($0.57)      ($0.51)
                                                           ======       ======               ======       ======


See notes to condensed consolidated financial statements

    Transco Realty Trust and Subsidiaries
      (A Massachusetts Business Trust)
Condensed Consolidated Statements of Cash Flow
                 (Unaudited)

                                                         Six Months Ended June 30,
                                                         1995                 1994
Cash Flows from Operating Activities:
  Net income (loss)                                    ($298,607)         ($248,301)
                                                       ---------          ---------
  Adjustments to reconcile net income to net
     cash used in operating activities:
     Equity in losses (earnings) of affiliates
       and partnerships                                  238,860            164,037
  Changes in assets and liabilities:
     Increase in deferred income taxes                   (28,200)
     Decrease (increase) in other assets                  (3,244)            (9,151)
     Increase  in accrued expenses and other
       liabilities                                       (25,485)           (10,636)
                                                       ---------          ---------
  Total Adjustments                                      181,931            144,250
                                                       ---------          ---------
       Net cash used in operating activities            (116,676)          (104,051)
                                                       ---------          ---------

Cash Flows from Investing Activities:
  Payments received on mortgages and notes
     receivable                                            5,065              7,205
  Distributions from partnerships and affiliates              89              3,618
  Advances from (to) affiliates                          117,879             (2,494)
                                                       ---------          ---------
       Net cash provided by investing activities         123,033              8,329
                                                       ---------          ---------

Cash Flows from Financing Activities:
  Repayments of interest to affiliate                                        (5,887)
                                                       ---------          ---------
       Net cash used in financing activities                                 (5,887)
                                                       ---------          ---------


Net (decrease) increase in cash                            6,357           (101,609)

Cash at the beginning of the period                        2,899            128,475
                                                       ---------          ---------

Cash at the end of the period                             $9,256            $26,866
                                                          ======            =======


Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest            $18,000            $12,000
                                                         =======            =======

See notes to condensed consolidated financial statements

Part I Financial Information (continued) - Investments in Affiliates - HMG/Courtland Properties, Inc. (HMG)

The investment in affiliates at June 30, 1995 inclues the Trust's 40.91% interest in HMG. HMG's Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1995 and 1994 are presented below:

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED)

                                                             Three months ended              Six months ended
                                                                   June 30,                       June 30,
                                                              1995         1994             1995            1994
                    REVENUES
  Rentals and related revenue                               $402,993      $784,238       $1,222,377     $1,700,574
  Hotel, club and marina revenues                          1,007,898       639,357        2,139,439      1,487,406
  Gain from sale of securities                                                               51,086
  Interest from invested cash, dividends and other           376,618       110,845          528,585        178,600
                                                           ---------     ---------        ---------      ---------
                 Total revenues                            1,787,509     1,534,440        3,941,487      3,366,580
                                                           ---------     ---------        ---------      ---------

                    EXPENSES
  Operating expenses:
     Rental Properties and other                             317,675       468,218          741,426        880,643
     Hotel, club and marina expenses:
          Payroll and related expenses                       588,911       676,027        1,204,301      1,270,159
          Cost of food and beverage                          156,610       116,655          343,493        246,582
          Administrative and general expenses                479,753       454,863          915,715        991,787
     Depreciation and amortization                           314,803       209,326          773,901        451,229
                                                           ---------     ---------        ---------      ---------
            Total operating expenses                       1,857,752     1,952,089        3,978,836      3,840,400

  Interest                                                   239,190       228,408          488,186        443,897
  Advisor's fee                                              218,751       218,751          437,502        437,502
  General and administrative                                 132,278       528,552          248,334        761,557
  Directors' fees and expenses                                15,350        21,641           31,195         33,641
  Minority partners' interests in operating
        gains of consolidated entities                        36,515         4,930          120,940         22,301
  Gains from unconsolidated entities                         (75,578)      (30,291)        (115,620)      (540,752)
                                                           ---------     ---------        ---------      ---------
                 Total expenses                            2,424,258     2,897,080        5,189,373      4,998,546
                                                           ---------     ---------        ---------      ---------

  Loss before gain on sales of real estate                  (636,749)   (1,362,640)      (1,247,886)    (1,631,966)

  Gain (loss) on sales of real estate, net                   (28,543)      172,987          787,853      1,362,489
                                                           ---------     ---------        ---------      ---------

                   NET LOSS                                ($665,292)  ($1,189,653)       ($460,033)     ($269,477)
                                                           =========   ===========        =========      =========


Earnings (Loss) Per Common Share
(Based on 1,166,835 weighted average shares
  outstanding):                                               ($0.57)       ($1.02)          ($0.39)        ($0.23)
                                                              ======        ======           ======         ======


                     TRANSCO REALTY TRUST AND SUBSIDIARIES
                        (A MASSACHUSETTS BUSINESS TRUST)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of the Trust, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Trust's Annual Report for the year ended December 31, 1994. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

Part I
Item 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         For the three and six months ended June 30, 1995 the Trust reported net losses of $307,000 or $.55 per share and $299,000 or $.57 per share, respectively. For the three and six months ended June 30, 1994, the Trust reported net losses of $578,000 or $1.07 per share and $248,000 or $.51 per share, respectively.

         Total revenues for the three and six months ended June 30, 1995 were a deficit of $291,000 and $227,000, respectively. For the three and six months ended June 30, 1994 total revenues were a deficit of $527,000 and $155,000, respectively. This decrease in deficit was primarily due to equity in increased earnings of its affiliate, HMG/Courtland Properties, Inc. (HMG).

         For the three and six months ended June 30, 1995 HMG reported losses of $665,000 and $460,000, respectively, versus losses of $1,190,000 and $269,000 for the three and six months ended June 30, 1994, respectively. (See Part I Financial Information - Investments in Affiliates - HMG/Courtland Properties, Inc.). HMG's decrease in losses for the three months ended June 30, 1995 is primarily attributable to increased revenues from the operations of the hotel, club, and marina property acquired in September 1993.

         Total expenses for the three and six months ended June 30, 1995 were $57,000 and $100,000, respectively. Total expenses for the three and six months ended June 30, 1994 were $51,000 and $93,000 respectvely. These increases were not significant.

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

Part II  OTHER INFORMATION

Item 6.  Reports on Form 8-K

         (a) There were no reports filed on Form 8-K during the quarter ended June 30, 1995.



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


August 15, 1995