Form 10QSB
period 1995-09-30
TRANSCO REALTY TRUST
filed 1995-11-17
CIK 99235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended    September 30, 1995

                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________________ to _____________________


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

     Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes __x__   No ____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Sections, 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes __ No __


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

560,508 Common shares were outstanding as of October 31, 1995

                     TRANSCO REALTY TRUST AND SUBSIDIARIES
                        (A MASSACHUSETTS BUSINESS TRUST)

                                     INDEX

                                                                          PAGE
                                                                          NUMBER

PART I Financial Information:

   Item 1.    Financial Statements

         Condensed Consolidated Balance Sheets as of
         September 30, 1995 and  December 31, 1994 (Unaudited) ..............1

         Condensed Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30,
         1995 and 1994 (Unaudited) ..........................................2

         Condensed Consolidated Statements of Cash Flows
         For the Nine Months Ended September 30, 1995
         and 1994 (Unaudited) ...............................................3

         Investment in Affiliates for the Three and Nine
         Months Ended September 30, 1995 and 1994 (Unaudited) ...............4

         Notes to Condensed Consolidated Financial Statements
         (Unaudited) ........................................................5

  Item 2.     Management's Discussion and Analysis of Financial
              Conditions and Results of Operations ..........................6


  PART II Other Information:

  Item 6.    Reports of Form 8-K ............................................7

          Transco Realty Trust and Subsidiaries     Part I Financial Information
            (A Massachusetts Business Trust)        Item I Financial Statements
          Condensed Consolidated Balance Sheets
                       (Unaudited)

                                                                    September 30          December 31,
                                                                        1995                  1994
                         ASSETS
Cash                                                                    $48,831                $2,899
Land held for sale                                                       17,676                17,676
Investments in and receivables from affiliates                        2,905,242             3,019,621
Notes, mortgage loans and accrued interest receivable                    95,058               177,086
Investments in partnerships, other securities and other                  18,202                20,515
Deferred income taxes                                                   207,000               201,000
                                                                     ----------            ----------
                      TOTAL ASSETS                                    3,292,009             3,438,797
                                                                     ==========            ==========


           LIABILITIES & SHAREHOLDERS' EQUITY

Loans and notes payable                                                  65,000                65,000
Notes and accrued interest payable to affiliates                      1,087,573               977,910
Dividends payable                                                       260,000               200,000
Accounts payable, accrued expenses and other liabilities                 15,936                27,792
                                                                     ----------            ----------
                    TOTAL LIABILITIES                                 1,428,509             1,270,702
                                                                     ----------            ----------

                  SHAREHOLDERS' EQUITY

Shares of beneficial interest, no par value;
 unlimited number authorized; 581,508 issued                          4,147,196             4,147,196
$1.00 cummulative preferred stock, no par value,
  non-voting - 80,000 shares authorized, issued and
outstanding at redemption value of $12.50 per share                   1,000,000             1,000,000
Accumulated deficit                                                  (3,058,696)           (2,754,101)
Treasury stock (21,000 shares at cost)                                 (225,000)             (225,000)
                                                                     ----------            ----------
               TOTAL SHAREHOLDERS' EQUITY                             1,863,500             2,168,095
                                                                     ----------            ----------


       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $3,292,009            $3,438,797
                                                                     ==========            ==========



See notes to condensed consolidated financial statements

     Transco Realty Trust and Subsidiaries
       (A Massachusetts Business Trust)
Condensed Consolidated Statements of Operations
                  (Unaudited)

                                                        Three Months Ended           Nine Months Ended
                                                           September 30,                September 30,
                                                       1995            1994          1995          1994
                    INCOME

Equity in earnings (losses) of affiliates             $107,046      ($236,982)    ($131,814)    ($402,859)
Gains from partnerships and other investments           16,454            352        18,230         2,192
Interest, dividends and other income                     4,978          5,265        14,776        14,485
                                                    ----------      ---------     ---------     ---------
                                                       128,478       (231,365)      (98,808)     (386,182)
                                                    ----------      ---------     ---------     ---------

                   EXPENSES

Interest                                                10,491          5,789        28,195        17,364
Property and other operating expenses                   14,774          8,241        42,391        35,950
Fees and salaries to trustees, officers and
  related parties                                       27,000         27,000        81,200        81,200
                                                    ----------      ---------     ---------     ---------
                                                        52,265         41,030       151,786       134,514
                                                    ----------      ---------     ---------     ---------

Income (loss) before income taxes                       76,213       (272,395)     (250,594)     (520,696)

Benefit from (provision for) income taxes               22,200                       (6,000)
                                                    ----------      ---------     ---------     ---------

NET INCOME (LOSS)                                      $54,013      ($272,395)    ($244,594)    ($520,696)
                                                       =======      =========     =========     =========


Net income (loss) per share of beneficial interest:
     Net income (loss)                                 $54,013      ($272,395)    ($244,594)    ($520,696)
     Less preferred stock dividends                     20,000         20,000        60,000        60,000
                                                    ----------      ---------     ---------     ---------
Net income (loss) of beneficial interest               $34,013      ($292,395)    ($304,594)    ($580,696)
                                                       =======      =========     =========     =========

Weighted average number of common shares of
beneficial interest outstanding during the period      560,508        560,508       560,508       560,508
                                                       =======        =======       =======       =======

Net income (loss) per share of beneficial interest       $0.06         ($0.52)       ($0.54)       ($1.04)
                                                         =====         ======        ======        ======


See notes to condensed consolidated financial statements

    Transco Realty Trust and Subsidiaries
       (A Massachusetts Business Trust)
Condensed Consolidated Statements of Cash Flow
                 (Unaudited)

                                                   Nine Months Ended September 30
                                                       1995               1994
Cash Flows from Operating Activities:
  Net loss                                            ($244,594)     ($520,696)
                                                      ---------      ---------
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Equity in losses of affiliates and
        partnerships                                    131,814        400,667
  Changes in assets and liabilities:
     Decrease in deferred income taxes                   (6,000)
     Increase in other assets                                (8)       (13,064)
     Decrease  in accrued expenses and other
        liabilities                                     (26,291)        (4,502)
                                                      ---------      ---------
  Total Adjustments                                      99,515        383,101
                                                      ---------      ---------
          Net cash used in operating activities        (145,079)      (137,595)
                                                      ---------      ---------

Cash Flows from Investing Activities:
  Payments received on mortgages and notes
     receivable                                          82,028         13,253
  (Investments in) distributions from
     partnerships and affiliates                           (680)         5,997
  Advances from (to) affiliates                         109,663         (3,784)
                                                      ---------      ---------
          Net cash provided by  investing
            activities                                  191,011         15,466
                                                      ---------      ---------

Net increase (decrease) in cash                          45,932       (122,129)

Cash at the beginning of the period                       2,899        128,475
                                                      ---------      ---------

Cash at the end of the period                         $  48,831      $   6,346
                                                      =========      =========


Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest         $  28,000      $  17,000
                                                      =========      =========



See notes to condensed consolidated financial statements

Part I Financial Information (continued) - Investments in Affiliates - HMG/Courtland Properties, Inc. (HMG)

The investment in affiliates at September 30, 1995 includes the Trust's 40.91% interest in HMG. HMG's Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1995 and 1994 are presented below:

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)

                                                                    Three months ended                Nine months ended
                                                                       September 30,                    September 30,
                                                                     1995        1994              1995               1994
                           REVENUES
  Rentals and related revenue                                 $   312,308      $   808,960      $ 1,534,685      $ 2,509,534
  Hotel, club and marina revenues                                 592,368          400,272        2,731,807        1,887,678
  Gain from sale of securities                                    450,431          131,228          501,517          168,503
  Interest from invested cash, dividends and other                 83,510           84,256          612,095          225,581
                                                                ---------        ---------        ---------        ---------
                        Total revenues                          1,438,617        1,424,716        5,380,104        4,791,296
                                                                ---------        ---------        ---------        ---------

                           EXPENSES
  Operating expenses:
     Rental Properties and other                                  238,193          319,338          979,619        1,034,604
     Hotel, club and marina expenses:
          Payroll and related expenses                            500,231          479,521        1,704,532        1,651,662
          Cost of food and beverage                                79,090           86,927          422,583          333,509
          Administrative and general expenses                     673,559          477,390        1,589,274        1,732,572
     Depreciation and amortization                                302,247          203,636        1,076,148          654,865
                                                                ---------        ---------        ---------        ---------
                   Total operating expenses                     1,793,320        1,566,812        5,772,156        5,407,212

  Interest                                                        177,976          159,996          666,162          603,893
  Advisor's fee                                                   218,751          218,751          656,253          656,253
  General and administrative                                      125,962          328,619          374,296        1,090,176
  Directors' fees and expenses                                     20,146           23,391           51,341           57,032
  Minority partners' interests in operating
        (losses) gains of consolidated entities                   (59,869)          46,177           61,071           68,478
  Gains from unconsolidated entities                              (38,672)        (106,867)        (154,292)        (647,619)
                                                                ---------        ---------        ---------        ---------
                        Total expenses                          2,237,614        2,236,879        7,426,987        7,235,425
                                                                ---------        ---------        ---------        ---------

  Loss before gain on sales of real estate                       (798,997)        (812,163)      (2,046,883)      (2,444,129)

  Gain (loss) on sales of real estate, net                      1,159,670          310,660        1,947,523        1,673,149
                                                                ---------        ---------        ---------        ---------

                      NET INCOME (LOSS)                       $   360,673      ($  501,503)     ($   99,360)     ($  770,980)
                                                              ===========      ===========      ===========      ===========


Earnings (Loss) Per Common Share
                                                              $      0.31      ($     0.43)     ($     0.09)     ($     0.66)
                                                              ===========      ===========      ===========      ===========
(Based on 1,166,835 weighted average shares outstanding):

                     TRANSCO REALTY TRUST AND SUBSIDIARIES
                        (A MASSACHUSETTS BUSINESS TRUST)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of the Trust, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Trust's Annual Report for the year ended December 31, 1994. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

Part I
Item 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         For the three and nine months ended September 30, 1995 the Trust reported net income (loss) of $54,000 or $.06 per share and $244,000 or $.54 per share, respectively. For the three and nine months ended September 30, 1994, the Trust reported net losses of $272,000 or $.52 per share and $521,000 or $1.04 per share, respectively.

         Total revenues (deficit revenues) for the three and nine months ended September 30, 1995 were $128,000 and a deficit of $291,000, respectively. For the three and nine months ended September 30, 1994 total revenues were a deficit of $231,000 and $386,000, respectively. This decrease in deficit was primarily due to equity in increased earnings of its affiliate, HMG/Courtland Properties, Inc. (HMG).

         For the three and nine months ended September 30, 1995 HMG reported net income (loss) of $361,000 and $99,000, respectively, versus losses of $501,000 and $770,000 for the three and nine months ended September 30, 1994, respectively. (See Part I Financial Information - Investments in Affiliates - HMG/Courtland Properties, Inc.). HMG's increased income for the three months ended September 30, 1995 is primarily attributable to increased gain on sales of real estate.

         The Trust's total expenses for the three and nine months ended September 30, 1995 were $52,000 and $152,000, respectively. Total expenses for the three and nine months ended September 30, 1994 were $41,000 and $134,000 respectvely. The increase between the two nine-month periods was primarily the result of decreased interest expense.

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

Part II  OTHER INFORMATION

Item 6.  Reports on Form 8-K

         (a) There were no reports filed on Form 8-K during the quarter ended September 30, 1995.



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRANSCO REALTY TRUST
                              --------------------------
                                  (Registrant)


                             /s/ Lawrence I. Rothstein
                             ---------------------------
                             Lawrence I. Rothstein
                                 Vice President


November 15, 1995