Form 10QSB
period 1996-03-31
TRANSCO REALTY TRUST
filed 1996-05-15
CIK 99235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended          March 31, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

     Check whether the registrant filed all documents and reports required to be filed by Sections, 12, 13, or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by court. Yes ____   No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

560,508 Common shares were outstanding as of  April 30, 1996.

                      TRANSCO REALTY TRUST AND SUBSIDIARIES
                        (A MASSACHUSETTS BUSINESS TRUST)

                                      INDEX

                                                                           PAGE
                                                                          NUMBER

PART I Financial Information:

   Item 1.    Financial Statements

         Condensed Consolidated Balance Sheets as of
         March 31, 1996 and  December 31, 1995 (Unaudited)                  1

         Condensed Consolidated Statements of Operations
         for the three months ended March 31, 1996 and 1995
         (Unaudited)                                                        2


         Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 1996 and 1995
         (Unaudited)                                                        3

         Investment in Affiliates for the three months ended
         March 31, 1996 and 1995 (Unaudited)                                4

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                        5

  Item 2.     Management's Discussion and Analysis of Financial
              Conditions and Results of Operations                          6

PART II    Other Information

  Item 6.    Reports of Form 8-K                                            7

  Transco Realty Trust and Subsidiaries
    (A Massachusetts Business Trust)

                                                    Part I Financial Information
                                                     Item I Financial Statements
  Condensed Consolidated Balance Sheets
             (Unaudited)

                                                                      March 31,       December 31,
                                                                         1996             1995

                            ASSETS
Cash                                                                     $14,315        $23,639
Land held for sale                                                        17,676         17,676
Investments in and receivables from affiliates                         1,139,313      1,440,705
Notes, mortgage loans and accrued interest receivable                     87,189         87,189
Investments in partnerships, other securities and other                   17,612         17,567
Deferred income taxes                                                    460,000        419,000
                                                                      ----------     ----------
                         TOTAL ASSETS                                  1,736,105      2,005,776
                                                                       =========      =========


              LIABILITIES & SHAREHOLDERS' EQUITY

Loans and notes payable                                                  $65,000        $65,000
Notes and accrued interest payable to affiliates                       1,125,693      1,091,231
Dividends payable                                                        300,000        280,000
Accounts payable, accrued expenses and other liabilities                  27,155         25,238
                                                                      ----------     ----------
                       TOTAL LIABILITIES                               1,517,848      1,461,469
                                                                      ----------     ----------

                     SHAREHOLDERS' EQUITY

Shares of beneficial interest, no par value;
 unlimited number authorized; 581,508 issued                           4,147,196      4,147,196
$1.00 cummulative preferred stock, no par value,
  non-voting - 80,000 shares authorized, issued and
outstanding at redemption value of $12.50 per share                    1,000,000      1,000,000
Accumulated deficit                                                   (4,703,939)    (4,377,889)
Treasury stock (21,000 shares at cost)                                  (225,000)      (225,000)
                                                                      ----------     ----------
                  TOTAL SHAREHOLDERS' EQUITY                             218,257        544,307
                                                                      ----------     ----------


          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $1,736,105     $2,005,776
                                                                      ==========     ==========



See notes to condensed consolidated financial statements

                                      (1)

        Transco Realty Trust and Subsidiaries
          (A Massachusetts Business Trust)
   Condensed Consolidated Statements of Operations
                     (Unaudited)

                                                           Three Months Ended March 31,
                                                              1996             1995

                       INCOME

Equity in earnings of affiliates                            ($304,009)         $57,045
(Loss)gain from partnerships and other investments               (277)           1,776
Interest, dividends and other income                            4,710            4,794
                                                            ---------         --------
                                                             (299,576)          63,615
                                                            ---------         --------

                      EXPENSES

Interest                                                       11,210            7,655
Property and other operating expenses                           9,064            7,842
Fees and salaries to trustees, officers and related
  parties                                                      27,200           27,200
                                                            ---------         --------
                                                               47,474           42,697
                                                            ---------         --------

(Loss) income before income taxes                            (347,050)          20,918

(Benefit from) provision for income taxes                     (41,000)          12,600
                                                            ---------         --------

NET (LOSS) INCOME                                           ($306,050)          $8,318
                                                            =========           ======


Net income (loss) per share of beneficial interest:
     Net (loss) income                                      ($306,050)          $8,318
     Less preferred stock dividends                            20,000           20,000
                                                            ---------         --------
Net loss of beneficial interest                             ($326,050)        ($11,682)
                                                            =========         ========

Weighted average number of common shares of
beneficial interest outstanding during the period             560,508          560,508
                                                            =========         ========

Net loss per share of beneficial interest                      ($0.58)          ($0.02)
                                                            =========         ========


See notes to condensed consolidated financial statements

                                      (2)

         Transco Realty Trust and Subsidiaries
           (A Massachusetts Business Trust)
    Condensed Consolidated Statements of Cash Flow
                      (Unaudited)

                                                             Three Months Ended March 31,
                                                               1996                  1995
Cash Flows from Operating Activities:
  Net (loss) income                                          ($306,050)              $8,318
                                                             ---------              -------
  Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
     Equity in losses (earnings) of affiliates and part        306,098              (57,045)
  Changes in assets and liabilities:
     (Increase) decrease in deferred income taxes              (41,000)              12,600
     (Increase) decrease in other assets                           (45)                 289
     (Increase) decrease  in accrued expenses and other         (2,789)              15,421
                                                             ---------              -------
  Total Adjustments                                            262,264              (28,735)
                                                             ---------              -------
                 Net cash used in operating activities         (43,786)             (20,417)
                                                             ---------              -------

Cash Flows from Investing Activities:
  Distributions from partnerships and affiliates                                         89
  Advances from affiliates                                      34,462               22,945
                                                             ---------              -------
            Net cash provided by  investing activities          34,462               23,034
                                                             ---------              -------


Net (decrease) increase in cash                                 (9,324)               2,617

Cash at the beginning of the period                             23,639                2,899
                                                             ---------              -------

Cash at the end of the period                                  $14,315               $5,516
                                                               =======               ======


See notes to condensed consolidated financial statements


                                      (3)

Part I Financial Information (continued) - Investments in Affiliates - HMG/Courtland Properties, Inc. (HMG)

The investment in affiliates at March 31, 1996 includes the Trust's 40.91% interest in HMG. HMG's Condensed Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995 are presented below:

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (UNAUDITED)

                                                             Three months ended
                                                                    March 31,
                                                              1996            1995
                       REVENUES
  Rentals and related revenue                              $321,538         $819,384
  Hotel, club and marina revenues                         2,036,575        1,131,541
  Gain from sale of marketable securities                    87,213           51,086
  Interest from invested cash, dividends and other           91,915          151,967
                                                          ---------        ---------
                    Total revenues                        2,537,241        2,153,978
                                                          ---------        ---------

                       EXPENSES
  Operating expenses:
     Rental Properties and other                            383,427          423,751
     Hotel, club and marina expenses:
          Payroll and related expenses                      798,993          615,390
          Cost of food and beverage                         358,584          186,883
          Administrative and general expenses               913,687          435,962
     Depreciation and amortization                          279,446          459,098
                                                          ---------        ---------
               Total operating expenses                   2,734,137        2,121,084

  Interest                                                  221,826          248,996
  Advisor's fee                                             218,751          218,751
  General and administrative                                 90,874          116,056
  Directors' fees and expenses                                9,500           15,845
  Minority partners' interests in operating
        (losses) gains of consolidated entities             (65,338)          84,425
  Gains from unconsolidated entities                        (42,119)         (40,042)
                                                          ---------        ---------
                    Total expenses                        3,167,631        2,765,115
                                                          ---------        ---------

  Loss before sales of real estate                         (630,390)        (611,137)

  Gain on sales of real estate, net                         (49,566)         816,396
                                                          ---------        ---------

                  NET (LOSS) INCOME                       ($679,956)        $205,259
                                                          =========         ========


Earnings (Loss) Per Common Share                             ($0.58)           $0.18
                                                          =========         ========
(Based on 1,166,835 weighted average shares outstanding)

                                      (4)

                      TRANSCO REALTY TRUST AND SUBSIDIARIES
                        (A MASSACHUSETTS BUSINESS TRUST)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of the Trust, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Trust's Annual Report for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

                                       (5)

Part I
Item 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the three months ended March 31, 1996 the Trust reported a net loss of $306,050 or $.58 per share loss of beneficial interest. For the comparable period of the prior year the Trust reported net income of $8,318 or $.02 per share of beneficial interest.

     Total revenues for the three months ended March 31, 1996 were a deficit of $229,576, versus revenues of $63,615 for the comparable period in the prior year. This was primarily due to increased losses of its affiliate HMG/Courtland Properties, Inc. (HMG).

     Net loss of HMG for the three months ended March 31, 1996 was $679,956 as compared with net income of $205,259 for the comparable period of the prior year (see Part I Financial Information - Investments in Affiliates - HMG/Courtland Properties, Inc.).

     Total expenses for the three months ended March 31, 1996 remained consistent with the comparable period of the prior year.

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


                                       (6)

Part II  OTHER INFORMATION

Item 6.  Reports on Form 8-K

     (a) There were no reports filed on Form 8-K during the quarter ended March 31, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TRANSCO REALTY TRUST
                                                   (Registrant)

                                            /s/ Lawrence I. Rothstein
                                            -------------------------
                                              Lawrence I. Rothstein
                                                  Vice President


May 15, 1996






                                       (7)