Form 10QSB
period 1996-06-30
TRANSCO REALTY TRUST
filed 1996-08-14
CIK 99235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the Quarterly period ended     June 30, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
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

     Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Sections, 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

560,508 Common shares were outstanding as of July 31, 1996.

                      TRANSCO REALTY TRUST AND SUBSIDIARIES
                        (A MASSACHUSETTS BUSINESS TRUST)


                                      INDEX


                                                                           PAGE
                                                                          NUMBER

PART I    Financial Information:

     Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of
          June 30, 1996 and December 31, 1995 (Unaudited) .................1

          Condensed Consolidated Statements of Operations
          For the Three and Six Months Ended June 30, 1996
          and 1995 (Unaudited) ............................................2

          Condensed Consolidated Statements of Cash Flows
          For the Six Months Ended June 30, 1996 and 1995 (Unaudited) .....3

          Investment in Affiliates for the Three and Six Months Ended
          June 30, 1996 and 1995 (Unaudited) ..............................4

          Notes to Condensed Consolidated Financial Statements
          (Unaudited) .....................................................5

     Item 2.   Management's Discussion and Analysis of Financial
               Conditions and Results of Operations .......................6


PART II   Other Information:

     Item 5.   Other Information ..........................................7

     Item 6.   Reports of Form 8-K ........................................7

     Transco Realty Trust and Subsidiaries        Part I Financial Information
        (A Massachusetts Business Trust)          Item I Financial Statements
     Condensed Consolidated Balance Sheets
                  (Unaudited)

                                                                June 30,       December 31,
                                                                  1996             1995
                     ASSETS
Cash                                                         $    10,009      $    23,639
Land held for sale                                                17,676           17,676
Investments in and receivables from affiliates                   806,176        1,440,705
Notes, mortgage loans and accrued interest receivable             85,011           87,189
Investments in partnerships, other securities and other           17,147           17,567
Deferred income taxes                                            506,000          419,000
                                                             -----------      -----------
                  TOTAL ASSETS                                 1,442,019        2,005,776
                                                             ===========      ===========


       LIABILITIES & SHAREHOLDERS' EQUITY

Loans and notes payable                                      $    65,000      $    65,000
Notes and accrued interest payable to affiliates               1,178,556        1,091,231
Dividends payable                                                320,000          280,000
Accounts payable, accrued expenses and other liabilities          24,900           25,238
                                                             -----------      -----------
                  TOTAL LIABILITIES                            1,588,456        1,461,469
                                                             -----------      -----------

              SHAREHOLDERS' EQUITY

Shares of beneficial interest, no par value;
 unlimited number authorized; 581,508 issued                   4,147,196        4,147,196
$1.00 cummulative preferred stock, no par value,
  non-voting - 80,000 shares authorized, issued and
outstanding at redemption value of $12.50 per share            1,000,000        1,000,000
Accumulated deficit                                           (5,068,633)      (4,377,889)
Treasury stock (21,000 shares at cost)                          (225,000)        (225,000)
                                                             -----------      -----------
                  TOTAL SHAREHOLDERS' EQUITY                    (146,437)         544,307
                                                             -----------      -----------


   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 1,442,019      $ 2,005,776
                                                             ===========      ===========



See notes to condensed consolidated financial statements

                      Transco Realty Trust and Subsidiaries
                        (A Massachusetts Business Trust)
                Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                              Three Months Ended June 30,     Six Months Ended June 30,
                                                                  1996           1995           1996              1995

                    INCOME

Equity in earnings of affiliates                                ($337,841)     ($295,905)     ($641,850)     ($238,860)
(Loss)gain from partnerships and other investments                                                 (277)         1,776
Interest, dividends and other income                                4,709          5,004          9,419          9,798
                                                                ---------      ---------      ---------      ---------
                                                                 (333,132)      (290,901)      (632,708)      (227,286)
                                                                ---------      ---------      ---------      ---------

                   EXPENSES

Interest                                                           12,024         10,049         23,234         17,704
Property and other operating expenses                              18,538         19,775         27,602         27,617
Fees and salaries to trustees, officers and related parties        27,000         27,000         54,200         54,200
                                                                ---------      ---------      ---------      ---------
                                                                   57,562         56,824        105,036         99,521
                                                                ---------      ---------      ---------      ---------

Loss before income taxes                                         (390,694)      (347,725)      (737,744)      (326,807)

Benefit from income taxes                                         (46,000)       (40,800)       (87,000)       (28,200)
                                                                ---------      ---------      ---------      ---------

NET LOSS                                                        ($344,694)     ($306,925)     ($650,744)     ($298,607)
                                                                =========      =========      =========      =========


Net loss per share of beneficial interest:
     Net loss                                                   ($344,694)     ($306,925)     ($650,744)     ($298,607)
     Less preferred stock dividends                                20,000         20,000         40,000         40,000
                                                                ---------      ---------      ---------      ---------
Net loss of beneficial interest                                 ($364,694)     ($326,925)     ($690,744)     ($338,607)
                                                                =========      =========      =========      =========

Weighted average number of common shares of
beneficial interest outstanding during the period                 560,508        560,508        560,508        560,508
                                                                =========      =========      =========      =========

Net loss per share of beneficial interest                       ($   0.65)     ($   0.58)     ($   1.23)     ($   0.60)
                                                                =========      =========      =========      =========


See notes to condensed consolidated financial statements

                      Transco Realty Trust and Subsidiaries
                        (A Massachusetts Business Trust)
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                             Six Months Ended June 30,
                                                               1996            1995
Cash Flows from Operating Activities:
  Net loss                                                   ($650,744)     ($298,607)
                                                             ---------      ---------
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Equity in losses of affiliates and partnerships           643,939        238,860
  Changes in assets and liabilities:
     Increase in deferred income taxes                         (87,000)       (28,200)
     Increase in other assets                                       87         (3,244)
     Increase  in accrued expenses and other liabilities        (9,748)       (25,485)
                                                             ---------      ---------
  Total Adjustments                                            547,278        181,931
                                                             ---------      ---------
               Net cash used in operating activities          (103,466)      (116,676)
                                                             ---------      ---------

Cash Flows from Investing Activities:
  Distributions from partnerships and affiliates                   333          5,065
   Payments received on mortgages and notes receivable           2,178             89
  Advances from affiliates                                      87,325        117,879
                                                             ---------      ---------
               Net cash provided by investing activities        89,836        123,033
                                                             ---------      ---------


Net (decrease) increase in cash                                (13,630)         6,357

Cash at the beginning of the period                             23,639          2,899
                                                             ---------      ---------

Cash at the end of the period                                $  10,009      $   9,256
                                                             =========      =========


See notes to condensed consolidated financial statements

Part I Financial Information (continued) - Investments in Affiliates - HMG/Courtland Properties, Inc. (HMG)

The investment in affiliates at June 30, 1996 includes the Trust's 40.91% interest in HMG. HMG's Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1996 and 1995 are presented below:

HMG/COURTLAND PROPERTIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (UNAUDITED)                                           Three months ended                 Six months ended
                                                                        June 30,                          June 30,
                                                                  1996             1995            1996             1995
             REVENUES
  Rentals and related revenue                                $   316,399      $   402,993      $   637,937      $ 1,222,377
  Hotel, club and marina revenues                              1,519,921        1,007,898        3,556,496        2,139,439
  Gain from sale of marketable securities                        192,243                           279,456           51,086
  Interest from invested cash, dividends and other                78,462          376,618          170,377          528,585
                                                             -----------      -----------      -----------      -----------
               Total revenues                                  2,107,025        1,787,509        4,644,266        3,941,487
                                                             -----------      -----------      -----------      -----------

              EXPENSES
  Operating expenses:
     Rental Properties and other                                 220,813          317,675          604,240          741,426
     Hotel, club and marina expenses:
          Payroll and related expenses                           771,192          588,911        1,570,185        1,204,301
          Cost of food and beverage                              315,913          156,610          674,497          343,493
          Administrative and general expenses                    699,226          479,753        1,612,913          915,715
     Depreciation and amortization                               291,780          314,803          571,226          773,901
                                                             -----------      -----------      -----------      -----------
               Total operating expenses                        2,298,924        1,857,752        5,033,061        3,978,836

  Interest                                                       228,309          239,190          450,135          488,186
  Advisor's fee                                                  218,751          218,751          437,502          437,502
  General and administrative                                     153,399          132,278          244,273          248,334
  Directors' fees and expenses                                    19,830           15,350           29,330           31,195
  Minority partners' interests in operating
        (losses) gains of consolidated entities                  (20,125)          36,515          (85,463)         120,940
  Gains from unconsolidated entities                             (46,900)         (75,578)         (89,019)        (115,620)
                                                             -----------      -----------      -----------      -----------
               Total expenses                                  2,852,188        2,424,258        6,019,819        5,189,373
                                                             -----------      -----------      -----------      -----------

  Loss before sales of real estate                              (745,163)        (636,749)      (1,375,553)      (1,247,886)

  (Loss) gain on sales of real estate, net                          (644)         (28,543)         (50,210)         787,853
                                                             -----------      -----------      -----------      -----------

Net Loss                                                     ($  745,806)     ($  665,292)     ($1,425,762)     ($  460,033)
                                                             ===========      ===========      ===========      ===========

Earnings (Loss) Per Common Share
(Based on 1,166,835 weighted average shares
outstanding)                                                      ($0.64)          ($0.57)          ($1.22)          ($0.39)
                                                             ===========      ===========      ===========      ===========

                      TRANSCO REALTY TRUST AND SUBSIDIARIES
                        (A MASSACHUSETTS BUSINESS TRUST)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of the Trust, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Trust's Annual Report for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Part I
Item 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the three and six months ended June 30, 1996 the Trust reported net losses of approximately $345,000 or $.65 per share and $651,000 or $1.23 per share, respectively. For the three and six months ended June 30, 1995, the Trust reported net losses of approximately $307,000 or $.55 per share and $299,000 or $.57 per share, respectively.

     Total revenues for the three and six months ended June 30, 1996 were a deficit of approximately $333,000 and $633,000, respectively. For the three and six months ended June 30, 1995 total revenues were a deficit of approximately $291,000 and $227,000, respectively. This increase in deficit was primarily due to equity in increased losses of its affiliate, HMG/Courtland Properties, Inc.
(HMG).

     For the three and six months ended June 30, 1996 HMG reported losses of approximately $746,000 and $1,426,000, respectively, versus losses of approximately $665,000 and $460,000 for the three and six months ended June 30, 1995, respectively. (See Part I Financial Information - Investments in Affiliates - HMG/Courtland Properties, Inc.). HMG's increase in losses for the six months ended June 30, 1996 is primarily attributable to decreased rental and related revenues and decreased gain from sales of real estate.

     Total expenses for the three and six months ended June 30, 1996 were approximately $57,000 and $105,000, respectively. Total expenses for the three and six months ended June 30, 1995 were approximately $57,000 and $100,000 respectively. These increases were not significant.

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

Part II   OTHER INFORMATION


Item 5.   Other Information

          (a) The shares of beneficial interest, no par value of Transco Realty Trust were removed from listing and registration on the Boston Stock Exchange, effective July 2, 1996.



Item 6.   Reports on Form 8-K

          (a) There were no reports filed on Form 8-K during the quarter ended June 30, 1996.






                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TRANSCO REALTY TRUST
                                              --------------------
                                                   (Registrant)


                                              Lawrence I. Rothstein
                                              ---------------------
                                                  Vice President


August 14, 1996