Form 10QSB
period 1996-09-30
TRANSCO REALTY TRUST
filed 1996-11-12
CIK 99235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly period ended        September 30, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  ___________ to ___________

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

560,508 Common shares were outstanding as of October 31, 1996

                      TRANSCO REALTY TRUST AND SUBSIDIARIES
                        (A MASSACHUSETTS BUSINESS TRUST)

                                      INDEX

                                                                      PAGE
                                                                     NUMBER

PART I Financial Information:

 Item 1. Financial Statements

   Condensed Consolidated Balance Sheets as of
   September 30, 1996 and  December 31, 1995 (Unaudited)                 1

   Condensed Consolidated Statements of Operations
   For the Three and Nine Months Ended September 30, 1996
   and 1995 (Unaudited)                                                  2

   Condensed Consolidated Statements of Cash Flows
   For the Nine Months Ended September 30, 1996 and 1995 (Unaudited)     3

   Investment in Affiliates for the Three and Nine Months Ended
   September 30, 1996 and 1995 (Unaudited)                               4

   Notes to Condensed Consolidated Financial Statements (Unaudited)      5

 Item 2. Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                            6


PART II Other Information:

Item 6. Reports of Form 8-K                                              7

      Transco Realty Trust and Subsidiaries        Part I Financial Information
        (A Massachusetts Business Trust)           Item I Financial Statements
      Condensed Consolidated Balance Sheets
                   (Unaudited)

                                                           September 30,   December 31,
                                                               1996            1995
                     ASSETS
Cash                                                       $     3,501    $    23,639
Land held for sale                                              14,080         17,676
Investments in and receivables from affiliates                 577,423      1,440,705
Notes, mortgage loans and accrued interest receivable           86,436         87,189
Investments in partnerships, other securities and other         17,017         17,567
Deferred income taxes                                          533,000        419,000
                                                           -----------    -----------
                  TOTAL ASSETS                               1,231,457      2,005,776
                                                           ===========    ===========

       LIABILITIES & SHAREHOLDERS' EQUITY

Loans and notes payable                                    $    65,000    $    65,000
Notes and accrued interest payable to affiliates             1,193,518      1,091,231
Dividends payable                                              340,000        280,000
Accounts payable, accrued expenses and other liabilities        45,662         25,238
                                                           -----------    -----------
                TOTAL LIABILITIES                            1,644,180      1,461,469
                                                           -----------    -----------

              SHAREHOLDERS' EQUITY

Shares of beneficial interest, no par value;
 unlimited number authorized; 581,508 issued                 4,147,196      4,147,196
$1.00 cummulative preferred stock, no par value,
  non-voting - 80,000 shares authorized, issued and
outstanding at redemption value of $12.50 per share          1,000,000      1,000,000
Accumulated deficit                                         (5,334,919)    (4,377,889)
Treasury stock (21,000 shares at cost)                        (225,000)      (225,000)
                                                           -----------    -----------
           TOTAL SHAREHOLDERS' EQUITY                         (412,723)       544,307
                                                           -----------    -----------

                                                           -----------    -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 1,231,457    $ 2,005,776
                                                           ===========    ===========

            See notes to condensed consolidated financial statements

                      Transco Realty Trust and Subsidiaries
                        (A Massachusetts Business Trust)
                Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                  September 30,
                                                                  1996            1995           1996            1995
                   INCOME
Equity in (losses) earnings of affiliates                    ($  229,257)   $   107,046    ($  871,107)   ($  131,814)
(Loss) gain from partnerships and other investments               (4,217)        16,454         (4,494)        18,230
Interest, dividends and other income                               6,516          4,978         15,935         14,776
                                                             -----------    -----------    -----------    -----------
                                                                (226,958)       128,478       (859,666)       (98,808)
                                                             -----------    -----------    -----------    -----------

                  EXPENSES

Interest                                                          12,714         10,491         35,948         28,195
Property and other operating expenses                              6,614         14,774         34,216         42,391
Fees and salaries to trustees, officers and related parties       27,000         27,000         81,200         81,200
                                                             -----------    -----------    -----------    -----------
                                                                  46,328         52,265        151,364        151,786
                                                             -----------    -----------    -----------    -----------

(Loss) income before income taxes                               (273,286)        76,213     (1,011,030)      (250,594)

(Benefit from) provision for income taxes                        (27,000)        22,200       (114,000)        (6,000)
                                                             -----------    -----------    -----------    -----------

NET (LOSS) INCOME                                            ($  246,286)   $    54,013    ($  897,030)   ($  244,594)
                                                             ===========    ===========    ===========    ===========


Net (loss) income per share of beneficial interest:
     Net (loss) income                                       ($  246,286)   $    54,013    ($  897,030)   ($  244,594)
     Less preferred stock dividends                               20,000         20,000         60,000         60,000
                                                             -----------    -----------    -----------    -----------
Net (loss) income of beneficial interest                     ($  266,286)   $    34,013    ($  957,030)   ($  304,594)
                                                             ===========    ===========    ===========    ===========

Weighted average number of common shares of
beneficial interest outstanding during the period                560,508        560,508        560,508        560,508
                                                             ===========    ===========    ===========    ===========

Net (loss) income per share of beneficial interest           ($     0.48)   $      0.06    ($     1.71)   ($     0.54)
                                                             ===========    ===========    ===========    ===========

            See notes to condensed consolidated financial statements

                      Transco Realty Trust and Subsidiaries
                        (A Massachusetts Business Trust)
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                   Nine Months Ended September 30,
                                                                          1996         1995
Cash Flows from Operating Activities:
  Net loss                                                             ($897,030)   ($244,594)
                                                                       ---------    ---------
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Equity in losses of affiliates and partnerships                     877,413      131,814
  Changes in assets and liabilities:
     Increase in deferred income taxes                                  (114,000)      (6,000)
     Decrease (increase) in other assets                                     217           (8)
     Increase (decrease) in accrued expenses and other liabilities         6,293      (26,291)
                                                                       ---------    ---------
  Total Adjustments                                                      769,923       99,515
                                                                       ---------    ---------
              Net cash used in operating activities                     (127,107)    (145,079)
                                                                       ---------    ---------

Cash Flows from Investing Activities:
  Distributions from (contributions to) partnerships and affiliates          333         (680)
  Payments received on mortgages and notes receivable                        753       82,028
  Proceeds from sale of property                                           3,596
  Advances from affiliates                                               102,287      109,663
                                                                       ---------    ---------
         Net cash provided by investing activities                       106,969      191,011
                                                                       ---------    ---------

Net (decrease) increase in cash                                          (20,138)      45,932

Cash at the beginning of the period                                       23,639        2,899

                                                                       ---------    ---------
Cash at the end of the period                                          $   3,501    $  48,831
                                                                       =========    =========

            See notes to condensed consolidated financial statements

Part I Financial Information (continued) - Investments in Affiliates - HMG/Courtland Properties, Inc. (HMG)

The investment in affiliates at September 30, 1996 includes the Trust's 40.91% interest in HMG. HMG's Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1996 and 1995 are presented below:

HMG/COURTLAND PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (UNAUDITED)                                    Three months ended                  Nine months ended
                                                                       September 30,                      September 30,
                                                                  1996              1995              1996             1995
                       REVENUES
  Rentals and related revenue                                 $   353,218       $   312,308       $   991,155       $ 1,534,685
  Hotel, club and marina revenues                               1,359,139           592,368         4,915,635         2,731,807
  (Loss) gain from sale of marketable securities                  (26,548)          450,431           252,908           501,517
  Interest from invested cash, dividends and other                 38,576            83,510           208,953           612,095
                                                              -----------       -----------       -----------       -----------
                    Total revenues                              1,724,385         1,438,617         6,368,651         5,380,104
                                                              -----------       -----------       -----------       -----------

                       EXPENSES
  Operating expenses:
     Rental Properties and other                                  410,046           238,193         1,014,286           979,619
     Hotel, club and marina expenses:
          Payroll and related expenses                            746,074           500,231         2,316,259         1,704,532
          Cost of food and beverage                               285,681            79,090           960,178           422,583
          Administrative and general expenses                     684,439           673,559         2,297,352         1,589,274
     Depreciation and amortization                                290,063           302,247           861,289         1,076,148
                                                              -----------       -----------       -----------       -----------
               Total operating expenses                         2,416,303         1,793,320         7,449,364         5,772,156

  Interest                                                        237,735           177,976           687,870           666,162
  Advisor's fee                                                   218,751           218,751           656,253           656,253
  General and administrative                                       89,566           125,962           333,839           374,296
  Directors' fees and expenses                                     19,583            20,146            48,913            51,341
  Minority partners' interests in operating
        (losses) gains of consolidated entities                    (3,345)          (59,869)          (88,808)           61,071
  Gains from unconsolidated entities                               (7,303)          (38,672)          (96,322)         (154,292)
                                                              -----------       -----------       -----------       -----------
                    Total expenses                              2,971,290         2,237,614         8,991,109         7,426,987
                                                              -----------       -----------       -----------       -----------

  Loss before sales of real estate                             (1,246,905)         (798,997)       (2,622,458)       (2,046,883)

  Gain on sales of real estate, net                               813,377         1,159,670           763,168         1,947,523
                                                              -----------       -----------       -----------       -----------

Net (loss) income                                             ($  433,528)      $   360,673       ($1,859,290)      ($   99,360)
                                                              ===========       ===========       ===========       ===========

Earnings (Loss) Per Common Share
(Based on 1,166,835 weighted average shares outstanding)      ($     0.37)      $      0.31       ($     1.59)      ($     0.09)
                                                              ===========       ===========       ===========       ===========

                      TRANSCO REALTY TRUST AND SUBSIDIARIES
                        (A MASSACHUSETTS BUSINESS TRUST)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of the Trust, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Trust's Annual Report for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.



                                      ( 5 )

Part I
Item 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     For the three and nine months ended September 30, 1996 the Trust reported net losses of approximately $246,000 or $.48 per share of beneficial interest and $897,000 or $1.71 per share of beneficial interest, respectively. For the three and nine months ended September 30, 1995, the Trust reported net income of approximately $54,000 or $.06 per share of beneficial interest and for the nine months ended September 30, 1995 the Trust reported a net loss of $245,000 or $.54 per share of beneficial interest.

     Total revenues for the three and nine months ended September 30, 1996 were a deficit of approximately $227,000 and $860,000, respectively. For the three and nine months ended September 30, 1995 total revenues were approximately $128,000 and a deficit of $99,000, respectively. This increase in deficit was primarily due to equity in increased losses of its affiliate, HMG/Courtland Properties, Inc. (HMG).

     For the three and nine months ended September 30, 1996 HMG reported losses of approximately $433,000 and $1,859,000, respectively, versus income of approximately $361,000 and losses $99,000 for the three and nine months ended September 30, 1995, respectively. (See Part I Financial Information - Investments in Affiliates - HMG/Courtland Properties, Inc.). HMG's increase in losses for the nine months ended September 30, 1996 is primarily attributable to decreased rental and related revenues and decreased gain from sales of real estate.

     Total expenses for the three and nine months ended September 30, 1996 were approximately $46,000 and $152,000, respectively. Total expenses for the three and nine months ended September 30, 1995 were approximately $52,000 and $151,000 respectively. These changes were not significant.

LIQUIDITY AND CAPITAL RESOURCES

     The Trust's ability to maintain liquidity and obtain capital resources largely depends on the results of its affiliate HMG and on HMG's ability to generate sufficient operating income to allow for the payment of dividends. Until such dividends are paid, the Trust's current obligations will be met by financing provided through traditional sources and by affiliates.



                                      ( 6 )

Part II  OTHER INFORMATION

Item 5.  Other Information

         (a) The shares of beneficial interest, no par value of Transco Realty Trust were removed from listing and registration on the Boston Stock Exchange, effective July 2, 1996.


Item 6.  Reports on Form 8-K

         (a) There were no reports filed on Form 8-K during the quarter ended September 30, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRANSCO REALTY TRUST
                                       ---------------------------
                                           (Registrant)


                                       /s/ Lawrence I. Rothstein
                                       ---------------------------
                                        Lawrence I. Rothstein
                                          Vice President


November 14, 1996


                                      ( 7 )